Form 10-K/A
period 2012-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2012-C6
filed 2013-09-09
CIK 1545018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
                                          (I.R.S. Employer
                                          Identification No.)

   c/o Wells Fargo Bank, National Association
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

    Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Form 10-K”) is (i) to file a revised Rule 13a-14(d)/15d-14(d) Certification in which the reference to applicable servicers is modified and (ii)(a) to file a revised Report of Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013, as a replacement to the Report of Assessment of Compliance with Servicing Criteria filed as Exhibit 33.9 to the Original Form 10-K, and (b) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.9 to the Original Form 10-K.  Each replacement referred to in clause (ii) above is being made as a result of receipt by the depositor of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.3 hereto, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian.

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

The following material instances of noncompliance were reported by the Corporate Trust Services Division of Wells Fargo Bank, National Association (“Wells Fargo Bank”) in its report attached hereto as Exhibit 33.8 under Item 15:

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank for its platform, as Certificate Administrator, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo Bank’s determination that there were material instances of noncompliance at the platform level.

Schedule A

Material Instances of Noncompliance by Wells Fargo Bank

Wells Fargo Bank’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

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

Schedule B

Wells Fargo Bank’s Discussion of Material Instances of Noncompliance by Wells Fargo Bank

Disclosure: During the Period, Wells Fargo Bank identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

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

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo Bank’s determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Wells Fargo Bank delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo Bank’s determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

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

          33.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.2 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
          33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
          33.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
          33.5 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
          33.6 U.S. Bank National Association as Trustee (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
          33.7 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
          33.8 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
          33.9 Wells Fargo Bank, National Association as Custodian

          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

          34.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.2 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
          34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
          34.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
          34.5 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
          34.6 U.S. Bank National Association as Trustee (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
          34.7 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
          34.8 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
          34.9 Wells Fargo Bank, National Association as Custodian

          (35) Servicer compliance statement.

          35.1 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
          35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
          35.3 U.S. Bank National Association as Trustee (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
          35.4 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.5 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

          (99.1) Mortgage Loan Purchase Agreement, dated as of April 26, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on August 9, 2012 and incorporated by reference herein).

          (99.2) Mortgage Loan Purchase Agreement, dated as of April 26, 2012, between Ladder Capital Finance LLC and J.P. Morgan Chase Commercial          Mortgage Securities Corp. and , relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K filed on August 9, 2012 and incorporated by reference herein).

          (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.

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

Date:   September 9, 2013

Exhibit Index

Exhibit No.

   (4) Pooling and Servicing Agreement (filed as Exhibit 4.1 to Form 8-K filed on August 9, 2012 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

          33.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.2 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
          33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
          33.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
          33.5 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
          33.6 U.S. Bank National Association as Trustee (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
          33.7 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
          33.8 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
          33.9 Wells Fargo Bank, National Association as Custodian

   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

          34.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.2 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
          34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
          34.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
          34.5 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
          34.6 U.S. Bank National Association as Trustee (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
          34.7 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
          34.8 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
          34.9 Wells Fargo Bank, National Association as Custodian

   (35) Servicer compliance statement.



    <s>       <c>
          35.1 Holliday Fenoglio Fowler, LP as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
          35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
          35.3 U.S. Bank National Association as Trustee (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
          35.4 Wells Fargo Bank, National Association as Master Servicer (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.5 Wells Fargo Bank, National Association as Certificate Administrator (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

   (99.1) Mortgage Loan Purchase Agreement, dated as of April 26, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to Form 8-K filed on   August 9, 2012 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of April 26, 2012, between Ladder Capital Finance LLC and J.P. Morgan Chase Commercial   Mortgage Securities Corp. and , relating to the mortgage loans sold to the   depositor by Ladder Capital Finance LLC (filed as Exhibit 99.2 to Form 8-K   filed on August 9, 2012 and incorporated by reference herein).

   (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.